Form 10-K
period 2004-12-31
PDC 2003-C LP
filed 2005-04-25
CIK 1270428

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

   THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2004

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes        No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act). Yes   No X

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

Employees

      The Partnership has no employees, however, PDC has approximately 120 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

Plan of Operations

      The Partnership participated in the drilling of approximately 25 gross wells (23.35 net) wells and will continue to operate and produce its twenty-five gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

      See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

      The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted.  These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions.  Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed.  Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas. All oil and gas that will be sold will be under contracts based on market sensitive indexes that will vary from month to month. No fixed contracts are in place.  The Partnership sold oil and natural gas to several entities of which three customers accounted for 47.1%, 24.5% and 18.8% of the Partnership's total oil and natural gas sales for the year ended December 31, 2004.

Derivatives and Hedging Activities

     The Managing General Partner, through its subsidiary Riley Natural Gas, has been in the gas marketing business since 1986. During that time period, the Managing General Partner has utilized and continues to utilize commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production.  These instruments consist of NYMEX-traded natural gas futures and option contracts for eastern Colorado production, and CIG (Colorado Interstate Gas Index)-based contracts for other Colorado production and NYMEX traded oil futures and option contracts for Colorado oil production.  The contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within the next two year period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.  See "Commodity Price Risk" under Item 7A.

     Notwithstanding the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas and oil sold in the spot market.  The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions.  In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

Competition

     The Partnership competes in marketing its gas and oil with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

     State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations.  States also have statutes and regulations concerning the spacing of wells, environmental matters and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells. The Partnership believes it has complied in all material respects with applicable state regulations. The Partnership estimates it has spent approximately $369 and $116,800 in 2004 and 2003 respectively, to comply with federal and state regulations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity from November 6, 2003 (date of inception) to December 31, 2004.  All of the Partnership's wells drilled and producing are located in the Rocky Mountain Region.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total
25	-	25	23.35	-	23.35

     The Partnership has not participated in any exploratory wells.  No additional drilling activity is planned.

Production

See "Management's Discussion and Analysis" on page 5 for Partnership production.

Reserves

See "Footnote 8" to the Partnership's financial statements for information related to the Partnership's oil and gas reserves.

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

ITEM 3.  LEGAL PROCEEDINGS.

      The Managing General Partner as driller/operator is not party to any legal action that it believes would have a  materially adverse affect on the Managing General Partner's or Partnership's business, financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .

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

ITEM 6.  SELECTED FINANCIAL DATA.

      The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

	Year Ended December 31, 2004	Period from November 6, 2003 (date of inception) to December 31, 2003
Oil and Gas Sales	$ 5,754,594	-
Costs and Expenses	3,580,477	454,403
Net Income (loss)	2,175,552	(436,062)
Allocation of Net Income (loss):
Managing General Partner	435,110	269
Limited and Additional General Partners	1,740,442	(436,331)
Per Limited and Additional General Partner Unit	1,989	(499)
Total Assets	17,471,288	19,056,574
Cash Distributions:
Managing General Partner	762,185	-
Limited and Additional General Partners	3,048,747	-

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

      The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 2004. Twenty-five wells have been drilled, all of which have been completed as producers.   No additional wells will be drilled.

      The Partnership had working capital at December 31, 2004 of $934,341.

Operations are expected to be conducted with available funds and revenues generated from oil and natural gas activities.  No bank borrowings are anticipated.

2004 Results

     Oil and gas production from the wells started in the first quarter of 2004 with revenue distribution commencing during the second quarter of 2004.  Oil and gas sales for the year ended December 31, 2004 were $5,754,594.  For the year ended December 31, 2004, the Partnership sold 580,775 Mcf of gas and 70,643 barrels of oil at average sales prices of $5.42 and $36.89, respectively.   Lifting cost per Mcfe in 2004 amounted to $0.92.   Depreciation for the year ended December 31, 2004 was $2,637,228.  Cash distributions to the partners amounted to $3,810,932 in 2004.

2003 Results

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by March 15, 2004.  Twenty-five wells have been drilled, all of which have been completed as producers.  No additional wells will be drilled.  In accordance with the Partnership agreement, a one-time management fee equal to 2 1/2% of investor's subscriptions was charged to the Partnership in the amount of $437,408 by the Managing General Partner.  This fee was paid by the Partnership to the Managing General Partner of the Partnership upon funding of the Partnership.

The Partnership's revenues from oil and natural gas sales will be affected by the changes in prices.  As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand.  The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

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

Revenue Recognition

         Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years.  Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase.  The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

                                                                                      6

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

Accounting for Derivative Contracts at Fair Value

     The Partnership uses derivative instruments to manage its commodity and financial market risks. Accounting requirements for derivatives and hedging activities are complex; interpretation of these requirements by standard-setting bodies is ongoing.

     Derivatives are reported on the Balance Sheets at fair value. Changes in fair value of derivatives that are not designated as accounting hedges are recorded in earnings.

    The measurement of fair value is based on actively quoted market prices, if available. Otherwise, the Partnership seeks indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, measurement involves judgment and estimates. These estimates are based on valuation methodologies considered appropriate by the Partnership's management.

     For individual contracts, the use of different assumptions could have a material effect on the contract's estimated fair value. In addition, for hedges of forecasted transactions, the Partnership must estimate the expected future cash flows of the forecasted transactions, as well as evaluate the probability of the occurrence and timing of such transactions. Changes in conditions or the occurrence of unforeseen events could affect the timing of recognition in earnings for changes in fair value of certain hedging derivatives.

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate those assets may be impaired.  In performing the impairment test, the Partnership would estimate the future cash flows associated with individual assets or groups of assets.  Impairment must be recognized when the undiscounted estimated future cash flows are less than the related asset's carrying amount.  In those circumstances, the asset must be written down to its fair value, which, in the absence of market price information, may be estimated as the present value of its expected future net cash flows, using an appropriate discount rate.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

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

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes.  Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized.

Unproved properties and leases are written-off to expense when it is determined that they will expire to be abandoned.

Costs of proved properties, including leasehold acquisitions, exploration and development costs and equipment, are depreciated and depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of natural gas futures contracts and option contracts for CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Floors	108,682	4.03	-	23,447
Natural Gas	Ceilings	54,341	5.23	-	(37,916)
Oil	Floors	29,713	32.30	959,743	25,314
Oil	Ceilings	14,857	40.00	594,268	(80,361)
Contracts maturing in 12 months following December 31 , 2004
Natural Gas	Floors	108,682	4.03	-	23,447
Natural Gas	Ceilings	54,341	5.23	-	(37,916)
Oil	Floors	29,713	32.30	959,743	25,314
Oil	Ceilings	14,857	40.00	594,268	(80,361)
Prior year Total Contracts as of December 31, 2003
Natural Gas	Purchase	-	-	-	-
Natural Gas	Floors	-	-	-	-
Natural Gas	Ceilings	-	-	-	-

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

The average NYMEX closing price for natural gas for the years 2004 and 2003 was $6.14 per Mmbtu and $5.39 per Mmbtu.  The average NYMEX closing price for oil for the years 2004 and 2003 was $41.44 per bbl and $30.98 per bbl.  The average CIG closing price for natural gas for the years 2004 and 2003 was $5.17 per Mmbtu and $4.04 per Mmbtu.  Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulations and new drilling activities within the industry.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

ITEM 9B.  OTHER INFORMATION

NONE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership has no directors or executive officers.  The partnership is managed by Petroleum Development Corporation (the Managing General Partner).  Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2004 has been filed with the Securities and Exchange Commission.

Although the Partnership has no Code of Ethics, Petroleum Development Corporation, the Managing General Partner of the Partnership, has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on the website of Petroleum Development Corporation at www.petd.com.

ITEM 11.  EXECUTIVE COMPENSATION.

     NON-APPLICABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Limited Partnership Agreement. The following table represents compensation or reimbursements by the Partnership to PDC or other related parties for the year ended December 31, 2004 and for the period from November 6, 2003 (date of inception) to December 31, 2003.

                                                                                                       2004                 2003

Drilling and completion costs	-	19,027,241
Syndication costs*	-	1,837,113
Management fee	-	437,408
Lifting	$929,209	-
Tax return preparation	3,695	5,695
Direct administrative cost	1,704	3,160

* Consists of broker dealers commission paid to PDC Securities Incorporated (100% subsidiary of the Managing General Partner and Dealer Manager of the drilling program) which was reallowed or paid to the Soliciting Broker Dealers of the drilling program.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the year ended December 31, 2004 and period from November 6, 2003 (date of inception) to December 31, 2003, the Partnership paid KPMG LLP $4,898 and $4,340, respectively for professional services for the audit of the Partnership's financial statements in its Form 10-K and review of financial statements included in the Partnership's Form 10-Qs.  Included in the period for November 6, 2003 (date of inception) to December 31, 2003 was $1,000 for income tax services.

Pre-Approval Policies and Procedures

     The Sarbanes-Oxley Act of 2002 requires that all services provided to the Partnership by its independent accountants be subject to pre-approval by the Audit Committee or authorized members of the Committee. The Partnership does not have an Audit Committee, the Managing General Partner's Audit Committee also serves for the Partnership.  The Audit Committee has adopted policies and procedures for pre-approval of all audit services and non-audit services to be provided by the Partnership's independent accountants. Services necessary to conduct the annual audit must be pre-approved by the Audit Committee or by the authorized Audit Committee member.  Actual fees incurred for all services performed by the independent accountant will be reported to the Audit Committee after the services are fully performed.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

            (1)  Financial Statements

                     See Index to Financial Statements on F-2

            (2)  Financial Statement Schedules

                See Index to Financial Statements on page F-2.  All financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.

(3)     Exhibits

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
32.1

Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership.

                                                                                  11

CONFORMED COPY

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 2003-C Limited Partnership By its Managing General Partner Petroleum Development Corporation

By /s/ Steven R. Williams Steven R. Williams, Chairman
April 19, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams Steven R. Williams	Chairman, Chief Executive Officer and Director	April 19, 2005

/s/ Darwin L. Stump Darwin L. Stump	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 19, 2005

/s/ Thomas E. Riley Thomas E. Riley	President and Director	April 19, 2005

/s/ Donald B. Nestor Donald B. Nestor	Director	April 19, 2005

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	April 19, 2005

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Year Ended December 31, 2004 and

Period from November 6, 2003 (date of inception) to

December 31, 2003

(With Independent Registered Public Accounting Firm's Report Thereon)

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-3
Balance Sheets - December 31, 2004 and 2003	F-4
Statements of Operations - Year Ended December 31, 2004 and Period from November 6, 2003 (date of inception) to December 31, 2003	F-5
Statements of Partners' Equity and Comprehensive Income (Loss) - Year Ended December 31, 2004 and Period from November 6, 2003 (date of inception) to December 31, 2003	F-6
Statements of Cash Flows - Year Ended December 31, 2004 and Period from November 6, 2003 (date of inception) to December 31, 2003	F-7
Notes to Financial Statements	F-8

All financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners

PDC 2003-C Limited Partnership:

We have audited the accompanying balance sheets of PDC 2003-C Limited Partnership (a West Virginia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and comprehensive income (loss), and cash flows for the year ended December 31, 2004 and for the period from November 6, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 2003-C Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from November 6, 2003 (date of inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

                                                                                                                                                                    KPMG LLP

Pittsburgh, Pennsylvania

April 19, 2005

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2004 and 2003

Assets

Current assets:	2004	2003
Cash	$ 14,294	18,281
Accounts receivable - oil and gas revenues	1,055,929	-
Total current assets	1,070,223	18,281

Oil and gas properties, successful efforts method (notes 3 and 6):
Oil and gas properties	-	-
Unevaluated properties	19,038,293	13,687,656
	-	5,350,637
	19,038,293	19,038,293
Less accumulated depreciation, depletion and amortization	2,637,228	-
	16,401,065	19,038,293
	$17,471,288	19,056,574

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 135,882	16,935
Total current liabilities	135,882	16,935

Asset retirement obligation	11,715	11,052

Partners' equity	17,323,691	19,028,587
	$17,471,288	19,056,574

See accompanying notes to financial statements.

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

For the Year Ended December 31, 2004 and

Period from November 6, 2003 (date of inception) to December 31, 2003

Revenues:	2004	2003
Sales of oil and gas	$5,754,594	-
Interest income	1,435	18,341
	5,756,029	18,341
Expenses (note 3):
Management fee	-	437,408
Lifting costs	929,209	-
Independent engineering fee	3,080	3,800
Independent audit fee	4,898	4,340
Tax return preparation	3,695	5,695
Direct administrative cost	2,367	3,160
Depreciation	2,637,228	-
	3,580,477	454,403

Net income (loss)	$2,175,552	(436,062)

Net income (loss) per limited and additional general partner unit	$ 1,989	(499)

See accompanying notes to financial statements.

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity and Comprehensive Income (Loss)

Year Ended December 31, 2004 and

Period from November 6, 2003 (date of inception) to December 31, 2003

Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive

Income (loss)

				Total
Partners' initial capital contributions	$ 17,496,314	3,805,448	-	21,301,762
Syndication costs	(1,837,113)	-		(1,837,113)

Comprehensive income:
Net loss	(436,331)	269		(436,062)
Change in fair value of outstanding hedging positions			-
Reclassification adjustment for settled contracts included in net income (loss)			-
Other comprehensive income (loss)			-	-
Comprehensive income				436,062

Balance December 31, 2003	15,222,870	3,805,717	-	19,028,587

Distribution to partners	(3,048,747)	(762,185)		(3,810,932)

Comprehensive income:
Net income	1,740,442	435,110		2,175,552
Change in fair value of outstanding hedging positions			(110,277)
Reclassification adjustment for settled contracts included in net income (loss)			40,761
Other comprehensive income (loss)			(69,516)	(69,516)
Comprehensive income				2,106,036

Balance December 31, 2004	$13,914,565	3,478,642	(69,516)	$17,323,691

See accompanying notes to financial statements.

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Year Ended December 31, 2004 and

Period from November 6, 2003 (Date of Inception) to December 31, 2003

	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,175,552	(436,062)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation, depletion and amortization	2,637,228	-
Accretion of asset retirement obligation	663	-
Changes in operating assets and liabilities:
Increase in accounts receivable - oil & gas revenues	(1,007,167)	-
Increase in accrued expenses	669	16,935
Net cash provided from (used by) operating activities	3,806,945	(419,127)

Cash flows from investing activities:
Expenditures for oil and gas properties	-	(19,027,241)
Net cash used by investing activities	-	(19,027,241)

Cash flows from financing activities:
Limited and additional general partner contributions	-	17,496,314
Managing General Partner contribution	-	3,805,448
Syndication cost paid	-	(1,837,113)
Distributions to partners	(3,810,932)	-
Net cash (used by) provided from financing activities	(3,810,932)	19,464,649

Net (decrease) increase in cash	(3,987)	18,281
Cash at beginning of period	18,281	-
Cash at end of period	$ 14,294	18,281

See accompanying notes to financial statements.

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

December 31, 2004, 2003 and 2002

 (1)    Summary of Significant Accounting Policies

       Partnership Financial Statement Presentation Basis

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 2003-C Limited Partnership (the Partnership).  The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.  Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 2004 and 2003 by an independent petroleum engineer, Wright & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

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

The Partnership sold oil and natural gas to several entities of which three customers accounted for 47.1%, 24.5% and 18.8% of the Partnership's total oil and natural gas sales for the year ended December 31, 2004.

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

Derivative Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of CIG (Colorado Interstate Gas Index)-based contracts for Colorado production and NYMEX traded oil futures and option contracts for Colorado oil production.  The contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 24 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

All derivatives are recognized on the Partnership balance sheet at their fair value.  On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions.  The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively.  No hedging activities were discontinued during 2004 or 2003.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Managing General Partner discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Additionally, if the derivative is designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or the Managing General Partner determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

By using derivative financial instruments to hedge exposures to changes in commodity prices, the Managing General Partner exposes the Partnership to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates credit risk. The Managing General Partner minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

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

In accordance with the terms of the Limited Partnership Agreement (the Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(3)    Transactions with Managing General Partner and Affiliates

Pursuant to the authorization contained in the Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for the year ended December 31, 2004 and for the period from November 6, 2003 (date of inception) to December 31, 2003.

	Year Ended December 31, 2004	Period from November 6, 2003 (date of inception) to December 31, 2003
Drilling and completion costs	-	19,027,241
Syndication costs*	-	1,837,113
Management fee	-	437,408
Lifting	$929,909	-
Tax return preparation	3,695	5,695
Direct administrative cost	1,704	3,160

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

____________________

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(1)     Organization and offering costs, net of the dealer manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds. In addition, organization and offering costs in excess of 10-1/2% of Subscriptions were paid by the Managing General Partner, without recourse to the Partnership.

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

(7)  In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners, which is entirely voluntary on the part of the partners. During 2004 and 2003 there were no units purchased by PDC.

(5)  Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of natural gas futures contracts and option contracts for CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Floors	108,682	4.03	-	23,447
Natural Gas	Ceilings	54,341	5.23	-	(37,916)
Oil	Floors	29,713	32.30	959,743	25,314
Oil	Ceilings	14,857	40.00	594,268	(80,361)
Contracts maturing in 12 months following December 31 , 2004
Natural Gas	Floors	108,682	4.03	-	23,447
Natural Gas	Ceilings	54,341	5.23	-	(37,916)
Oil	Floors	29,713	32.30	959,743	25,314
Oil	Ceilings	14,857	40.00	594,268	(80,361)
Prior year Total Contracts as of December 31, 2003
Natural Gas	Purchase	-	-	-	-
Natural Gas	Floors	-	-	-	-
Natural Gas	Ceilings	-	-	-	-

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

(6)    Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements.  Costs capitalized for these activities are as follows:

                                                                                                                                                          December 31,

                                                                                                                                                      2004                    2003

                        Lease acquisition costs                                                                            $   449,126                 322,828

                        Intangible development costs                                                                 15,221,793            10,941,283

                        Well equipment                                                                                            3,356,322              2,412,493

Capitalized asset retirement cost                                                                    11,052                   11,052

                        Unevaluated oil and gas properties                                                                     -                  5,350,637

                                                                                                                                            $19,038,293            19,038,293

The following costs were incurred for the Partnership's oil and gas activities:

	Year Ended December 31, 2004	Period from November 6, 2003 (date of inception) to December 31, 2003
Costs incurred:
Property acquisition costs	$ -	322,828
Development costs		13,353,776
Unevaluated oil and gas properties	-	5,350,637
	$ -	19,027,241

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

                                               Notes to Financial Statements

Unevaluated oil and gas properties consist of payments to the Managing General Partner for drilling, completion, lease acquisition and gathering system costs on five wells drilled prior to December 31, 2004 but after December 31, 2003. All of the 25 wells drilled are productive.

(7)    Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes.   At December 31, 2004 and 2003, the income tax basis of the Partnership's oil and gas properties was $1,707,746 and $3,805,448, respectively.

(8)    Supplemental Reserve Information

Proved oil and gas reserves of the Partnership have been estimated at December 31, 2004 and 2003 by an independent petroleum engineer, Wright & Company, Inc. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

	Oil (Bbls)
	2004	2003
Proved developed reserves:
Beginning of year	306,000	-
Revisions of previous estimates	136,000	-
New Discoveries and extensions
Rocky Mountain Region	-	306,000
Production	(71,000)	-
End of year	371,000	306,000

	Gas (Mcfs)
	2004	2003
Proved developed reserves:
Beginning of year	4,550,000	-
Revisions of previous estimates	729,000	-
New Discoveries and extensions
Rocky Mountain Region	-	4,550,000
Production	(581,000)	-
End of year	4,698,000	4,550,000

(9)  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

        and Gas Reserves (Unaudited)

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

PDC 2003-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

                                               Notes to Financial Statements

                                                                                                                   As of December 31,

	2004	2003
Future estimated revenues	$ 46,262,000	$ 33,765,000
Future estimated production costs	(11,399,000)	(7,336,000)
Future estimated development costs	(1,769,000)	(1,490,000)
Future net cash flows	33,094,000	24,939,000
10% annual discount for estimated timing of cash flows	(16,456,000)	(11,562,000)
Standardized measure of discounted future
estimated net cash flows	$16,638,000	$13,377,000

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year Ended December 31, 2004	Period from November 6, 2003 (date of inception) to December 31, 2003

Sales of oil and gas production, net of production costs	$(4,825,000)	-
Net changes in prices and production costs	6,930,000	-
Extensions, discoveries, and improved recovery,
less related cost	-	24,939,000
Revisions of previous quantity estimates	6,050,000	-
Accretion of discount	(4,894,000)	(11,562,000)
	$3,261,000	13,377,000

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