Form 10-Q
period 2010-06-30
PDC 2003-C LP
filed 2010-12-15
CIK 1270428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

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

As of June 30, 2010 the Partnership had 874.81 units of limited partnership interest and no units of additional general partnership interest outstanding.

INDEX

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

Further, the Partnership urges the reader to carefully review and consider the cautionary statements made in this report, the Partnership’s annual reports on Form 10-K and Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on August 3 and August 27, 2010 (“2009 Form 10-K”or “2009 Form 10-K/A,” respectively), and the Partnership’s other filings with the SEC and public disclosures.  The Partnership cautions you not to place undue reliance on forward-looking statements, which speak only as of the date made.  Other than as required under the securities laws, the Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)

PDC 2003-C Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009*
Assets

Current assets:
Cash and cash equivalents	$105,557	$105,479
Accounts receivable	94,777	104,088
Oil inventory	34,922	33,680
Due from Managing General Partner-derivatives	154,687	149,377
Total current assets	389,943	392,624

Natural gas and oil properties, successful efforts method, at cost	12,107,849	12,081,360
Less: Accumulated depreciation, depletion and amortization	(7,301,967)	(6,840,279)
Oil and gas properties, net	4,805,882	5,241,081

Due from Managing General Partner-derivatives	263,970	111,852
Other assets	41,247	35,060
Total noncurrent assets	5,111,099	5,387,993

Total Assets	$5,501,042	$5,780,617

Liabilities and Partners’ Equity

Current liabilities:
Accounts payable and accrued expenses	$46,263	$9,255
Due to Managing General Partner-derivatives	108,424	106,855
Due to Managing General Partner-other, net	332,205	88,017
Total current liabilities	486,892	204,127

Due to Managing General Partner-derivatives	282,959	345,222
Asset retirement obligations	257,135	249,659
Total liabilities	1,026,986	799,008

Commitments and contingent liabilities

Partners’ equity:
Managing General Partner	897,108	998,618
Limited Partners - 874.81 units issued and outstanding	3,576,948	3,982,991
Total Partners’ equity	4,474,056	4,981,609

Total Liabilities and Partners’ Equity	$5,501,042	$5,780,617

*Derived from audited 2009 balance sheet

See accompanying notes to unaudited condensed financial statements.

INDEX

PDC 2003-C Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Natural gas and oil sales	$266,017	$200,124	$533,588	$365,437
Commodity price risk management gain (loss), net	104,954	(236,999)	343,715	(233,155)
Total revenues	370,971	(36,875)	877,303	132,282

Operating costs and expenses:
Natural gas and oil production costs	254,520	100,409	485,031	201,451
Direct costs - general and administrative	257,502	5,225	291,881	9,607
Depreciation, depletion and amortization	241,370	231,939	461,688	454,454
Accretion of asset retirement obligations	3,766	2,556	7,476	5,112
Total operating costs and expenses	757,158	340,129	1,246,076	670,624

Loss from operations	(386,187)	(377,004)	(368,773)	(538,342)

Interest income	39	6,466	78	13,066

Net loss	$(386,148)	$(370,538)	$(368,695)	$(525,276)

Net loss allocated to partners	$(386,148)	$(370,538)	$(368,695)	$(525,276)
Less: Managing General Partner interest in net loss	(77,230)	(74,107)	(73,739)	(105,055)
Net loss allocated to Investor Partners	$(308,918)	$(296,431)	$(294,956)	$(420,221)

Net loss per Investor Partner unit	$(353)	$(339)	$(337)	$(480)

Investor Partner units outstanding	874.81	874.81	874.81	874.81

See accompanying notes to unaudited condensed financial statements.

INDEX

PDC 2003-C Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(368,695)	$(525,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	461,688	454,454
Accretion of asset retirement obligations	7,476	5,112
Unrealized (gain) loss on derivative transactions	(218,122)	599,305
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,311	41,147
(Increase) decrease in oil inventory	(1,242)	1,485
Increase in other assets	(6,187)	(7,326)
Increase (decrease) in accounts payable and accrued expenses	37,008	(10,177)
Increase in Due to Managing General Partner - other, net	244,188	—
Decrease in Due from Managing General Partner - other, net	—	108,197
Net cash provided by operating activities	165,425	666,921

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(26,489)	(21,452)
Net cash (used in) provided by investing activities	(26,489)	(21,452)

Cash flows from financing activities:
Distributions to Partners	(138,858)	(644,877)
Net cash used in financing activities	(138,858)	(644,877)

Net increase in cash and cash equivalents	78	592
Cash and cash equivalents, beginning of period	105,479	104,788
Cash and cash equivalents, end of period	$105,557	$105,380

See accompanying notes to unaudited condensed financial statements.

INDEX

PDC 2003-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 1−General and Basis of Presentation

The PDC 2003-C Limited Partnership (the “Partnership”) was organized as a limited partnership on September 26, 2003 in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties.  Upon completion of the sale of Partnership units on November 6, 2003, the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado and from the wells, the Partnership produces and sells natural gas and oil.

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

As of June 30, 2010, there were 749 Investor Partners.  As of June 30, 2010 the Managing General Partner has repurchased 29.49 units of the total 874.81 outstanding units of Partnership interests from Investor Partners at an average price of $6,127 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

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

In the Managing General Partner’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC.  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in the Partnership’s 2009 Form 10-K.  The Partnership’s accounting policies are described in the Notes to Financial Statements in the Partnership’s 2009 Form 10-K and updated, as necessary, in this Form 10-Q.  The results of operations for the three and six months ended June 30, 2010, and the cash flows for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year or any other future period.

INDEX

PDC 2003-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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

Internal Control over Financial Reporting in Exchange Act Periodic Reports

By Final Rule effective September 21, 2010, the SEC amended its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002, or SOX, as added by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new SEC rules exempt the Partnership as a smaller reporting company filer from the SOX requirement that registrants, which are accelerated or large accelerated filers, obtain and include in their annual report filed with the SEC, their independent registered public accounting firm’s attestation report on the effectiveness of the registrant’s internal controls over financial reporting.

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
June 30, 2010
(unaudited)

The following table presents transactions with the Managing General Partner reflected in the balance sheet line item – “Due from (to) Managing General Partner-other, net,” which remain undistributed or unsettled with the Partnership’s investors as of the dates indicated.

	June 30,	December 31,
	2010	2009

Natural gas and oil sales revenues collected from the Partnership’s third-party customers	$87,111	$82,877
Commodity Price Risk Management, Realized Gains	16,368	89,424
Other (1)	(435,684)	(260,318)
Total Due to Managing General Partner-other, net	$(332,205)	$(88,017)

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner.  The majority of these are operating costs or general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner and its affiliates for three and six months ended June 30, 2010 and 2009.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas and oil production costs” line item on the statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Well operations and maintenance	$234,500	$84,009	$442,591	$169,306
Gathering, compression and processing fees	6,364	5,899	13,372	9,699
Direct costs - general and administrative	257,502	5,225	291,881	9,607
Cash distributions*	4,693	74,308	31,516	143,178

*Cash distributions include $558 and $3,745 during the three and six months ended June 30, 2010, respectively, and $7,482 and $14,203 during the three and six months ended June 30, 2009, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.

Note 4−Fair Value Measurements

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses financial institutions, which are also major lenders in PDC’s credit facility agreement, as counterparties to the Partnership’s derivative contracts.  The Managing General Partner has evaluated the credit risk of the counterparties holding the Partnership’s derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, as of June 30, 2010, the impact of non-performance risk on the fair value of the Partnership’s derivative assets and liabilities was not significant.  Validation of the Partnership’s contracts’ fair values are performed internally and while the Managing General Partner uses common industry practices to develop valuation techniques, changes in the Managing General Partner’s pricing methodologies or the underlying assumptions could result in significantly different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

INDEX

PDC 2003-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2009
Assets:
Commodity based derivatives	$114,086	$147,143	$261,229
Total assets	114,086	147,143	261,229

Liabilities:
Commodity based derivatives	(6,827)	(46,177)	(53,004)
Basis protection derivative contracts	—	(399,073)	(399,073)
Total liabilities	(6,827)	(445,250)	(452,077)

Net asset (liability)	$107,259	$(298,107)	$(190,848)

As of June 30, 2010
Assets:
Commodity based derivatives	$352,832	$65,825	$418,657
Total assets	352,832	65,825	418,657

Liabilities:
Commodity based derivatives	—	(25,201)	(25,201)
Basis protection derivative contracts	—	(366,182)	(366,182)
Total liabilities	—	(391,383)	(391,383)

Net asset (liability)	$352,832	$(325,558)	$27,274

The following table presents the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Six months ended
June 30, 2010
Fair value, net liability, as of December 31, 2009	$(298,107)
Changes in fair value included in statement of operations line item:
Commodity price risk management, net	64,997
Settlements	(92,448)
Fair value, net liability, as of June 30, 2010	$(325,558)

Change in unrealized gains (losses) relating to assets (liabilities) still held as of June 30, 2010 included in statement of operations line item:
Commodity price risk management, net	$50,179

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

INDEX

PDC 2003-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 5−Derivative Financial Instruments

As of June 30, 2010, the Partnership had derivative instruments, comprised of commodity collars, commodity fixed-price swaps and a basis swap, in place for a portion of its anticipated production through 2013 for a total of 310,644 MMbtu of natural gas and 6,110 Bbls of oil.  Partnership policy prohibits the use of natural gas and oil derivative instruments for speculative purposes.

The following table summarizes the line item and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets.

			Fair Value
			June 30,	December 31,
Derivative instruments not designated as hedge (1):		Balance Sheet Line Item	2010	2009

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$154,687	$149,377

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	263,970	111,852

Total Derivative Assets			$418,657	$261,229

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$(11,540)	$(7,032)

	Basis protection contracts	Due to Managing General Partner-derivatives	(96,884)	(99,823)

	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	(13,661)	(45,972)

	Basis protection contracts	Due to Managing General Partner-derivatives	(269,298)	(299,250)

Total Derivative Liabilities			$(391,383)	$(452,077)

(1) As of June 30, 2010 and December 31, 2009, none of the Partnership’s derivative instruments were designated as hedges.

INDEX

PDC 2003-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Losses For the Current Period	Total
Commodity price risk management, net
Realized gains (losses)	$11,409	$7,804	$19,213	$161,957	$(16,479)	$145,478
Unrealized (losses) gains	(11,409)	97,150	85,741	(161,957)	(220,520)	(382,477)
Total commodity price risk management gain (loss), net	$—	$104,954	$104,954	$—	$(236,999)	$(236,999)

	Six months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total
Commodity price risk management, net
Realized gains	$77,775	$47,818	$125,593	$307,886	$58,264	$366,150
Unrealized (losses) gains	(77,775)	295,897	218,122	(307,886)	(291,419)	(599,305)
Total commodity price risk management gain (loss), net	$—	$343,715	$343,715	$—	$(233,155)	$(233,155)

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

Note 6−Commitments and Contingencies

Environmental

Due to the nature of the natural gas and oil business, the Partnership is exposed to environmental risks.  The Managing General Partner has various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination.  The Managing General Partner conducts periodic reviews to identify changes in the Partnership’s environmental risk profile.  Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.  As of June 30, 2010, the Partnership had accrued an environmental remediation liability included in the Balance Sheet line item captioned “Accounts payable and accrued expenses.” This accrual represents costs estimated to be incurred in addition to normal recurring environmental-related expenditures which have been incurred and recorded at June 30, 2010.  During the second quarter of 2010, the Managing General Partner identified existing ground contamination at two Partnership wells located at one well site.  The accrual of approximately $37,000 is the estimated cost attributable to the Partnership, based principally on estimated third party costs, to remediate the ground contamination.  The Managing General Partner is not aware of any environmental claims existing as of June 30, 2010, which have not been provided for or would otherwise have a material impact on the Partnership’s financial statements.  However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership’s properties.

INDEX

PDC 2003-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

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

INDEX

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

PDC 2003-C Limited Partnership engages in the development, production and sale of oil and natural gas.  The Partnership began oil and gas operations in November 2003 and operates 26 gross (22.9 net) productive wells located in the Rocky Mountain Region in the state of Colorado.  In addition, one Grand Valley Field well (1.0 net) is temporarily not in production at June 30, 2010, due to operational issues.  The Managing General Partner markets the Partnership’s natural gas production to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC does not charge an additional fee for the marketing of the natural gas and oil because these services are covered by the monthly well operating charge.  PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership’s results.  In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

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

INDEX

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

INDEX

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Partnership Operating Results Overview

Natural gas and oil sales increased 46% or $0.2 million for the first six months of 2010 compared to the first six months of 2009, even though production volumes decreased 10% period-to-period.  This increase was driven primarily by the improved commodity price environment and the increase in the Partnership’s oil production as a percentage of total production.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $7.42 for the current year period compared to $4.56 for the same period a year ago.  Realized derivative gains from natural gas and oil sales contributed an additional $1.74 per Mcfe or $0.1 million to the first six months of 2010 total revenues.  Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased marginally to $9.16 for the current year six months from $9.14 for the same prior year period.

Natural gas and oil production and direct costs−administrative and general, increased by $0.3 million, respectively, during the 2010 six month period.  Higher production expenditures were primarily due to environmental remediation activities during the current six month period at six Partnership wells while higher administrative and general expenses were due to the Partnership’s independent registered public accounting firm fees for audit services.  These audit services were conducted under the 2010 Partnership SEC reporting compliance effort related to the filing of the Partnership’s financial statements for the years 2005 through 2009.

INDEX

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Number of producing wells (end of period)	26	26	—	26	26	—

Production (1)
Natural gas (Mcf)	22,758	26,133	-13%	46,323	53,025	-13%
Oil (Bbl)	2,401	2,459	-2%	4,269	4,508	-5%
Natural gas equivalents (Mcfe) (2)	37,164	40,887	-9%	71,937	80,073	-10%

Natural Gas and Oil Sales
Natural gas	$95,131	$69,457	37%	$227,146	$163,525	39%
Oil	170,886	130,667	31%	306,442	201,912	52%
Total natural gas and oil sales	$266,017	$200,124	33%	$533,588	$365,437	46%

Realized Gain on Derivatives, net
Natural gas	$(3,425)	$92,568	-104%	$81,732	$232,935	-65%
Oil	22,638	52,910	-57%	43,861	133,215	-67%
Total realized gain on derivatives, net	$19,213	$145,478	-87%	$125,593	$366,150	-66%

Average Selling Price (excluding realized gain on derivatives)
Natural gas (per Mcf)	$4.18	$2.66	57%	$4.90	$3.08	59%
Oil (per Bbl)	71.17	53.14	34%	71.78	44.79	60%
Natural gas equivalents (per Mcfe)	7.16	4.89	46%	7.42	4.56	63%

Average Selling Price (including realized gain on derivatives)
Natural gas (per Mcf)	$4.03	$6.20	-35%	$6.67	$7.48	-11%
Oil (per Bbl)	80.60	74.66	8%	82.06	74.34	10%
Natural gas equivalents (per Mcfe)	7.67	8.45	-9%	9.16	9.14	0%

Average Lifting Cost (per Mcfe) (3)	$6.85	$2.46	179%	$6.74	$2.52	168%

Operating costs and expenses
Direct costs - general and administrative	$257,502	$5,225	*	$291,881	$9,607	*
Depreciation, depletion and amortization	$241,370	$231,939	4%	$461,688	$454,454	2%

Cash distributions	$20,674	$334,128	-94%	$138,858	$644,877	-78%

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

INDEX

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Natural Gas and Oil Sales

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The $0.2 million, or 46% increase in sales for the 2010 six month period as compared to the prior year period, was primarily a reflection of the significantly higher average sales price per Mcfe of 63%, which was partially offset by a production volume decrease of 10%.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $7.42 for the current year six month period compared to $4.56 for the same period a year ago.

Natural gas and oil revenues increased by 39% and 52%, respectively. The Partnership’s natural gas revenue increase benefited from rising commodity prices per Mcf, of 59%, which were partially offset by lower Partnership natural gas production volumes of 13%.  This compares to the more significant oil revenue increase in which the rise in commodity prices per Bbl, of 60% was more moderately offset by the decline in oil production volumes, of 5% during the current six month period.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The $0.1 million, or 33%, increase in sales for the 2010 second quarter as compared to the prior year second quarter was primarily a reflection of the higher average sales price per Mcfe of 46%, which was partially offset by the production volume decrease of 9%.  Average sales prices per Mcfe, excluding the impact of realized derivative gains, were $7.16 for the current year quarter compared to $4.89 for the same quarter a year ago.

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

The price at which PDC markets the natural gas produced in the Rocky Mountain Region by the Partnership is based on a variety of prices, which primarily includes natural gas sold at Colorado Interstate Gas, or CIG, prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby regional prices.  The CIG Index, and other indices for production delivered to Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based, because of the lack of interstate transmission capacity which moved Rocky Mountain natural gas production to Northeastern U.S. industrial and heating markets.  This negative differential has narrowed in the last year and is lower than historical variances.  This negative differential between NYMEX and CIG averaged $1.13 and $1.38 for the three and six months ended June 30, 2009, respectively, and narrowed to an average of $0.48 and $0.32 for the three and six months ended June 30, 2010, respectively.

INDEX

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Commodity Price Risk Management, Net

The Managing General Partner, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to utilize various derivative instruments to manage volatility in natural gas and oil prices.  Commodity price risk management, net, includes realized gains and losses and unrealized changes in the fair value of derivative instruments related to the Partnership’s natural gas and oil production.  The Managing General Partner sets these instruments for PDC, and the various partnerships managed by PDC.  Derivative financial instrument positions taken by the Managing General Partner on the Partnership’s behalf, are specifically designated to the Partnership’s production volumes. See Note 4, Fair Value Measurements and Note 5, Derivative Financial Instruments, to the Partnership’s unaudited condensed financial statements included in this report, for additional details on the Partnership’s derivative financial instruments.

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Commodity price risk management gain (loss), net
Realized gain
Oil	$22,638	$52,910	$43,861	$133,215
Natural Gas	(3,425)	92,568	81,732	232,935
Total realized gain, net	19,213	145,478	125,593	366,150

Unrealized gain (loss)
Reclassification of realized gain included in prior periods unrealized	(11,409)	(161,957)	(77,775)	(307,886)
Unrealized gain (loss) for the period	97,150	(220,520)	295,897	(291,419)
Total unrealized gain (loss), net	85,741	(382,477)	218,122	(599,305)
Commodity price risk management gain (loss), net	$104,954	$(236,999)	$343,715	$(233,155)

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The realized derivative gains for the 2010 six month period were $0.1 million, as a result of lower natural gas and oil spot prices at settlement compared to the respective strike price.  Unrealized gains for the 2010 six month period were due primarily to a downward shift in the natural gas and oil forward curves.  Unrealized gains on the Partnership’s commodity positions for the 2010 six month period were $0.3 million.

For the 2009 six month period, the Partnership realized derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The realized derivative gains for the 2010 second quarter on the Partnership’s commodity positions are the result of lower natural gas and oil spot prices at settlement compared to the respective strike price.  For the 2010 second quarter, the unrealized gains of $0.1 million were primarily related to the Partnership’s commodity positions, as the forward strip price shifted downward during the quarter, and the Partnership’s basis position due to the widening of the NYMEX-CIG basis differential.

For the 2009 second quarter, the Partnership realized derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

INDEX

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

The following table presents the Partnership’s derivative positions in effect as of June 30, 2010.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
					Weighted		Weighted
		Weighted Average		Quantity	Average		Average
Commodity/	Quantity	Contract Price		(Gas-Mmbtu (1)	Contract	Quantity	Contract	Fair Value at
Index	(Gas-Mmbtu (1) )	Floors	Ceilings	Oil-Bbls)	Price	(Gas-Mmbtu (1) )	Price	June 30, 2010(2)

Natural Gas
CIG
10/01 - 12/31/2010	8,078	$4.75	$9.45	—	$—	—	$—	$4,930
01/01 - 03/31/2011	12,117	4.75	9.45	—	—	—	—	6,038

NYMEX
07/01 - 09/30/2010	—	—	—	22,528	5.57	25,826	(1.88)	(9,383)
10/01 - 12/31/2010	1,578	5.75	8.30	14,599	6.20	17,323	(1.88)	(500)
01/01 - 03/31/2011	2,150	5.75	8.30	9,835	6.85	11,985	(1.88)	(352)
04/01 - 06/30/2011	—	—	—	23,875	6.78	23,875	(1.88)	8,507
07/01 - 12/31/2011	—	—	—	46,742	6.76	46,742	(1.88)	773
2012-2013	4,025	6.00	8.27	165,117	7.05	169,141	(1.88)	(6,103)
Total Natural Gas	27,948			282,696		294,892		3,910

Oil
NYMEX
07/01 - 09/30/2010	—	—	—	1,530	92.96	—	—	25,303
10/01 - 12/31/2010	—	—	—	1,530	92.96	—	—	23,260
01/01 - 03/31/2011	—	—	—	735	70.75	—	—	(5,397)
04/01 - 06/30/2011	—	—	—	754	70.75	—	—	(6,142)
07/01 - 12/31/2011	—	—	—	1,561	70.75	—	—	(13,660)
Total Oil	—			6,110		—		23,364

Total Natural Gas and Oil								$27,274

(1)	A standard unit of measure for natural gas (one MMbtu equals one Mcf).
(2)
Approximately 16% of the fair value of the Partnership’s derivative assets and all of the Partnership’s derivative liabilities were measured using significant unobservable inputs (Level 3), see Note 4, Fair Value Measurements, to the accompanying unaudited condensed financial statements included in this report.

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

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

For the six months ended June 30, 2010 compared to the same period in 2009, natural gas and oil production, on an energy equivalency-basis, decreased 10% due to normal production declines for this stage in the wells’ production life cycle in addition to production reductions resulting from Wattenberg Field operational constraints and one Grand Valley Field and one Wattenberg Field wells’ operational issues.  Production and operating costs were higher by $0.3 million, primarily due to environmental remediation activities at four Wattenberg Field wells and two Grand Valley Field wells at one well pad. Additionally, the Partnership experienced higher lease operating expenditures due to conducting three well workovers.  Production and operating costs per Mcfe were $6.74 for the six months ended June 30 of 2010 compared to $2.52 for the comparable period in 2009.

INDEX

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

For the quarter ended June 30, 2010 compared to the same period in 2009, natural gas and oil production on an energy equivalency-basis, decreased 9%, primarily as a result of the Partnership wells’ reduced performance during the quarter due to the reasons noted above.  Production and operating costs were higher by approximately $0.2 million, primarily due to the environmental remediation at the Grand Valley well pad, described above and well workovers conducted at two Partnership wells.  Grand Valley environmental remediation costs recorded during the quarter include an accrual of $37,000 for estimated costs to complete remediation at this well site.  Production and operating costs per Mcfe were $6.85 and $2.46 for the quarter ended June 30, 2010 and 2009, respectively.

Direct Costs−General and Administrative

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs increased during the six months ended June 30, 2010, compared to the same period in 2009, by approximately $0.3 million principally due to increased fees for professional services related to the Partnership’s SEC reporting compliance efforts previously described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations−Partnership Operating Results Overview.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs increased during the three months ended June 30, 2010, compared to the same period in 2009, by approximately $0.3 million principally due to increased fees for professional services, for the reasons noted above.

Depreciation, Depletion and Amortization

DD&A expense related to natural gas and oil properties is directly related to production volumes for the period.  For the quarter ended June 30, 2009, the Partnership’s natural gas and oil economically producible reserve quantities were determined by valuing in-ground natural gas and oil resources, at the price of natural gas and oil as of December 31, 2008.  Upon adoption, in the fourth quarter of 2009, of the SEC’s final rule regarding the modernization of oil and gas reporting, the Partnership changed to a valuation price determined by the 12-month average of the first-day-of-the-month price during each month of 2009.

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

Although the Partnership’s DD&A expense remained substantially unchanged at $0.5 million during the first six months of 2010 and 2009, the DD&A expense rate per Mcfe increased to $6.42 during the current year period compared to $5.68 during the prior year period.  This DD&A rate increase, offset by the Partnership’s production volume decline noted in earlier sections, is primarily due to the effect of the Partnership’s proved developed producing reserve downward revisions at December 31, 2009 compared to December 31, 2008, as calculated by the respective methodologies described above.  Partially offsetting the effect of the downward revision in the Partnership’s proved developed producing reserves, was the fourth quarter 2009 recognition of a loss on impairment of natural gas and oil properties, which lowered the Partnership’s Grand Valley Field capitalized properties subject to DD&A. This lowered depreciable base will reduce the DD&A rates that the Partnership will apply in the Grand Valley Field during periods subsequent to the December 31, 2009 impairment recognition.

INDEX

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The DD&A expense rate per Mcfe increased to $6.49 for the 2010 second quarter, compared to $5.67 during the same quarter in 2009 as calculated by the respective methodologies described above.  The increase in the per Mcfe rates for the 2010 second quarter compared to the 2009 second quarter is a result of the partially offsetting effects of the annual reserve estimate revisions and Grand Valley Field impairment recognition, noted above.  The higher DD&A expense rate, offset by the effect of the production declines noted in previous sections, resulted in the DD&A expense remaining substantially unchanged at $0.2 million for the 2010 second quarter compared to the same 2009 quarter.

Capital Resources and Liquidity

The Partnership’s primary sources of cash for both the three and the six months ended June 30, 2010 were from funds provided by operating activities which include the sale of natural gas and oil production and the realized gains from the Partnership’s derivative positions.  These sources of cash were primarily used to fund the Partnership’s operating costs, general and administrative activities and provide monthly distributions to the Investor Partners and PDC, the Managing General Partner.  Fluctuations in the Partnership’s operating cash flow are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions.  Commodity prices have historically been volatile and the Partnership attempts to manage this volatility through derivatives.  Therefore, the primary source of the Partnership’s cash flow from operations becomes the net activity between the Partnership’s natural gas and oil sales and realized derivative gains and losses.  However, the Partnership does not engage in speculative positions, nor does the Partnership hold economic hedges for 100% of the Partnership’s expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations.  As of June 30, 2010, the Partnership had natural gas and oil derivative positions in place covering substantially all of the expected natural gas production and 85% of expected oil production for the remainder of 2010, at an average price of $3.90 per Mcf and $92.96 per Bbl, respectively. The Partnership’s current derivative position average prices have declined from the significantly higher average commodity contract strike price levels in effect during the 2009 comparative period, which were the result of contracts entered into during the high 2008 commodity price market; accordingly, the Partnership anticipates realized gains for the next 12 months to remain substantially below gains realized in 2009 and the first quarter of 2010.  See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership’s revenues.

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

INDEX

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

The Partnership had negative working capital of $0.1 million at June 30, 2010 compared to working capital of $0.2 million at December 31, 2009.  This decrease of approximately $0.3 million was primarily due to the following changes in accounts receivable and payable balances:

●	Natural gas and oil receivables remained substantially unchanged at $0.2 million as of June 30, 2010 and December 31, 2009, respectively.
●	Realized derivative gains receivables decreased by $0.1 million as of June 30, 2010 compared to December 31, 2009.
●
Due to the Managing General Partner-other payable, excluding natural gas and oil sales received from third parties and realized derivative gains, increased by $0.2 million as of June 30, 2010 compared to December 31, 2009.

Working capital, primarily cash and cash equivalents, is expected to increase during early 2011 due to the Partnership’s anticipated withholding cash from the Managing General Partner and Investor Partners, on a pro-rata basis, for the initial additional Codell formation development activities.  This withholding is expected to begin in fourth quarter 2010.  Cash will begin to decrease as the funds are utilized in payment of the completed development activities, currently planned to occur during mid-to-late 2011. Funding for the Additional Codell Formation Development Plan will be provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners on a pro-rata basis. Working capital is expected to similarly fluctuate by increasing during periods of Additional Codell Formation Development Plan funding and by decreasing during periods when payments are made for completed refracturing or recompletion.

Cash Flows

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of natural gas and oil or environmental protection.  These amounts totaled approximately $26,000 and $21,000 for the six months ended June 30, 2010 and 2009, respectively.

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in May 2004 and has distributed $14.2 million through June 30, 2010.  The table below presents the cash distributions to the Managing General Partner and Investor Partners, including Managing General Partner distributions relating to limited partnership units repurchased, for the periods described.

Three months ended June 30,	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2010	$4,135	$16,539	$20,674

2009	$66,826	$267,302	$334,128

Six months ended June 30,	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2010	$27,771	$111,087	$138,858

2009	$128,975	$515,902	$644,877

INDEX

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows From Operating Activities

Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2010, compared to $0.7 million for the comparable period in 2009.  The approximately $0.5 million decrease in cash provided by operating activities was due primarily to the following:

●	An increase in natural gas and oil sales receipts of $0.1 million, or 21%;

●
A decrease in commodity price risk management realized gains receipts of $0.2 million, or 50%; an increase in natural gas and oil production costs of $0.3 million and direct costs – general and administrative of $0.3 million; and

●	An increase in Due from Managing General Partner-other, net, receipts of approximately $0.2 million, excluding natural gas and oil sales received from third parties and realized derivative gains.

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

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, PDC, as Managing General Partner of the Partnership, carried out an evaluation under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on the results of this evaluation, the Managing General Partner’s Chief Executive Officer and the Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in Internal Control over Financial Reporting

PDC, the Managing General Partner, made no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program:  Beginning May 2007, the third anniversary of the date of the first Partnership cash distributions, Investor Partners of the Partnership may request that the Managing General Partner repurchase their respective individual Investor Partner units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases of 10% of the initial subscription units.  There were no units repurchased during the three months ended June 30, 2010.

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