Form 10-Q
period 2010-09-30
PDC 2003-C LP
filed 2010-12-15
CIK 1270428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

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

As of September 30, 2010 the Partnership had 874.81 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

Index

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)

PDC 2003-C Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30, 2010	December 31, 2009*
Assets

Current assets:
Cash and cash equivalents	$7,874	$105,479
Accounts receivable	63,388	104,088
Oil inventory	40,367	33,680
Due from Managing General Partner-derivatives	215,236	149,377
Total current assets	326,865	392,624

Natural gas and oil properties, successful efforts method, at cost	12,107,879	12,081,360
Less: Accumulated depreciation, depletion and amortization	(7,492,754)	(6,840,279)
Oil and gas properties, net	4,615,125	5,241,081

Due from Managing General Partner-derivatives	351,353	111,852
Other assets	44,606	35,060
Total noncurrent assets	5,011,084	5,387,993

Total Assets	$5,337,949	$5,780,617

Liabilities and Partners’ Equity

Current liabilities:
Accounts payable and accrued expenses	$14,872	$9,255
Due to Managing General Partner-derivatives	132,808	106,855
Due to Managing General Partner-other, net	230,871	88,017
Total current liabilities	378,551	204,127

Due to Managing General Partner-derivatives	262,345	345,222
Asset retirement obligations	260,956	249,659
Total liabilities	901,852	799,008

Commitments and contingent liabilities

Partners’ equity:
Managing General Partner	889,516	998,618
Limited Partners - 874.81 units issued and outstanding	3,546,581	3,982,991
Total Partners’ equity	4,436,097	4,981,609

Total Liabilities and Partners’ Equity	$5,337,949	$5,780,617

*Derived from audited 2009 balance sheet

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-C Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Natural gas and oil sales	$184,872	$193,845	$718,460	$559,282
Commodity price risk management gain (loss), net	170,626	(125,923)	514,341	(359,078)
Total revenues	355,498	67,922	1,232,801	200,204

Operating costs and expenses:
Natural gas and oil production costs	155,308	135,111	640,339	336,562
Direct costs - general and administrative	28,895	38,044	320,776	47,651
Depreciation, depletion and amortization	190,787	192,605	652,475	647,059
Accretion of asset retirement obligations	3,821	2,556	11,297	7,668
Total operating costs and expenses	378,811	368,316	1,624,887	1,038,940

Loss from operations	(23,313)	(300,394)	(392,086)	(838,736)

Interest expense	—	(2,640)	—	(2,640)
Interest income	4	7,492	82	20,558

Net loss	$(23,309)	$(295,542)	$(392,004)	$(820,818)

Net loss allocated to partners	$(23,309)	$(295,542)	$(392,004)	$(820,818)
Less: Managing General Partner interest in net loss	(4,662)	(59,109)	(78,401)	(164,164)
Net loss allocated to Investor Partners	$(18,647)	$(236,433)	$(313,603)	$(656,654)

Net loss per Investor Partner unit	$(21)	$(270)	$(358)	$(751)

Investor Partner units outstanding	874.81	874.81	874.81	874.81

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-C Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(392,004)	$(820,818)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	652,475	647,059
Accretion of asset retirement obligations	11,297	7,668
Unrealized (gain) loss on derivative transactions	(362,284)	847,283
Changes in operating assets and liabilities:
Decrease in accounts receivable	40,700	25,260
(Increase) decrease in oil inventory	(6,687)	9,294
Increase in other assets	(9,546)	(9,678)
Increase (decrease) in accounts payable and accrued expenses	5,617	(13,543)
Decrease in Due from Managing General Partner - other, net	—	668,334
Increase in Due to Managing General Partner - other, net	142,854	—
Net cash provided by operating activities	82,422	1,360,859

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(26,519)	(20,290)
Net cash used in investing activities	(26,519)	(20,290)

Cash flows from financing activities:
Distributions to Partners	(153,508)	(1,339,918)
Net cash used in financing activities	(153,508)	(1,339,918)

Net (decrease) increase in cash and cash equivalents	(97,605)	651
Cash and cash equivalents, beginning of period	105,479	104,788
Cash and cash equivalents, end of period	$7,874	$105,439

Cash payments for:
Interest	$—	$2,640

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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

As of September 30, 2010, there were 748 Investor Partners.  As of September 30, 2010, the Managing General Partner has repurchased 30.26 units of the total 874.81 outstanding units of Partnership interests from Investor Partners at an average price of $6,000 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

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

In the Managing General Partner’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC.  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in the Partnership’s 2009 Form 10-K.  The Partnership’s accounting policies are described in the Notes to Financial Statements in the Partnership’s 2009 Form 10-K and updated, as necessary, in this Form 10-Q.  The results of operations for the three and nine months ended September 30, 2010, and the cash flows for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year or any other future period.

Index

PDC 2003-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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

Internal Control over Financial Reporting in Exchange Act Periodic Reports

By Final Rule effective September 21, 2010, the SEC amended its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002, or SOX, as added by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new SEC rules exempt the Partnership, as a smaller reporting company filer, from the SOX requirement that registrants which are accelerated or large accelerated filers, obtain and include in their annual report filed with the SEC, their independent registered public accounting firm’s attestation report on the effectiveness of the registrant’s internal controls over financial reporting.

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
September 30, 2010
(unaudited)

The following table presents transactions with the Managing General Partner reflected in the balance sheet line item – “Due from (to) Managing General Partner-other, net,” which remain undistributed or unsettled with the Partnership’s investors as of the dates indicated.

	September 30, 2010	December 31, 2009

Natural gas and oil sales revenues collected from the Partnership’s third-party customers	$55,727	$82,877
Commodity Price Risk Management, Realized Gains	22,049	89,424
Other (1)	(308,647)	(260,318)
Total Due to Managing General Partner-other, net	$(230,871)	$(88,017)

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner.  The majority of these are operating costs or general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner and its affiliates for the three and nine months ended September 30, 2010 and 2009.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas and oil production costs” line item on the statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Well operations and maintenance	$140,345	$120,538	$582,936	$289,844
Gathering, compression and processing fees	6,054	4,289	19,426	13,988
Direct costs - general and administrative	28,895	38,044	320,776	47,651
Cash distributions*	3,333	157,377	34,849	300,555

*Cash distributions include $403 and $4,148 during the three and nine months ended September 30, 2010, respectively, and $18,369 and $32,572 during the three and nine months ended September 30, 2009, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.

Note 4−Fair Value Measurements

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses financial institutions, which are also major lenders in PDC’s credit facility agreement, as counterparties to the Partnership’s derivative contracts.  The Managing General Partner has evaluated the credit risk of the counterparties holding the Partnership’s derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, as of September 30, 2010, the impact of non-performance risk on the fair value of the Partnership’s derivative assets and liabilities was not significant.  Validation of the Partnership’s contracts’ fair values are performed internally and while the Managing General Partner uses common industry practices to develop valuation techniques, changes in the Managing General Partner’s pricing methodologies or the underlying assumptions could result in significantly different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

PDC 2003-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2009
Assets:
Commodity based derivatives	$114,086	$147,143	$261,229
Total assets	114,086	147,143	261,229

Liabilities:
Commodity based derivatives	(6,827)	(46,177)	(53,004)
Basis protection derivative contracts	—	(399,073)	(399,073)
Total liabilities	(6,827)	(445,250)	(452,077)

Net asset (liability)	$107,259	$(298,107)	$(190,848)

As of September 30, 2010
Assets:
Commodity based derivatives	$517,795	$48,794	$566,589
Total assets	517,795	48,794	566,589

Liabilities:
Commodity based derivatives	—	(40,894)	(40,894)
Basis protection derivative contracts	—	(354,259)	(354,259)
Total liabilities	—	(395,153)	(395,153)

Net asset (liability)	$517,795	$(346,359)	$171,436

The following table presents the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Nine months ended September 30, 2010
Fair value, net liability, as of December 31, 2009	$(298,107)
Changes in fair value included in statement of operations line item:
Commodity price risk management, net	44,001
Settlements	(92,253)
Fair value, net liability, as of September 30, 2010	$(346,359)

Change in unrealized gains (losses) relating to assets (liabilities) still held as of September 30, 2010 included in statement of operations line item:
Commodity price risk management, net	$6,280

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

Index

PDC 2003-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

Note 5−Derivative Financial Instruments

As of September 30, 2010, the Partnership had derivative instruments, comprised of commodity collars, commodity fixed-price swaps and a basis swap, in place for a portion of its anticipated production through 2013 for a total of 288,116 MMbtu of natural gas and 4,580 Bbls of oil.  Partnership policy prohibits the use of natural gas and oil derivative instruments for speculative purposes.

The following table summarizes the line item and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets.

			Fair Value
Derivative instruments not designated as hedge (1):		Balance Sheet Line Item	September 30, 2010	December 31, 2009

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$215,236	$149,377

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	351,353	111,852

Total Derivative Assets			$566,589	$261,229

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$29,422	$7,032

	Basis protection contracts	Due to Managing General Partner-derivatives	103,386	99,823

	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	11,472	45,972

	Basis protection contracts	Due to Managing General Partner-derivatives	250,873	299,250

Total Derivative Liabilities			$395,153	$452,077

(1) As of September 30, 2010 and December 31, 2009, none of the Partnership’s derivative instruments were designated as hedges.

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Commodity price risk management, net
Realized gains	$15,920	$10,544	$26,464	$120,726	$1,329	$122,055
Unrealized (losses) gains	(15,920)	160,082	144,162	(120,726)	(127,252)	(247,978)
Total commodity price risk management gain (loss), net	$—	$170,626	$170,626	$—	$(125,923)	$(125,923)

	Nine months ended September 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Commodity price risk management, net
Realized gains	$50,612	$101,445	$152,057	$414,660	$73,545	$488,205
Unrealized (losses) gains	(50,612)	412,896	362,284	(414,660)	(432,623)	(847,283)
Total commodity price risk management gain (loss), net	$—	$514,341	$514,341	$—	$(359,078)	$(359,078)

Index

PDC 2003-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

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

Note 6−Commitments and Contingencies

Environmental

Due to the nature of the natural gas and oil business, the Partnership is exposed to environmental risks.  The Managing General Partner has various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination.  The Managing General Partner conducts periodic reviews to identify changes in the Partnership’s environmental risk profile.  Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.  During the second quarter of 2010, the Managing General Partner identified existing ground contamination at two Partnership wells at one well site.  The accrual of approximately $37,000 was the estimated cost attributable to the Partnership, based principally on estimated third party costs, to remediate the ground contamination.  The Partnership recorded the accrued environmental remediation liability in the Balance Sheet line item captioned “Accounts payable and accrued expenses.” This accrual represented costs estimated to be incurred in addition to normal recurring environmental-related expenditures which have been incurred and recorded at June 30, 2010.  During the third quarter of 2010, the Managing General Partner identified existing ground contamination at a well at an additional Partnership well site.  The Partnership recorded an additional environmental remediation accrual for this site during the third quarter, in a manner consistent with that which was applied during the second quarter, as previously described.  At September 30, 2010, the Partnership’s accrued environmental liability is approximately $9,000, which represents the remaining estimated costs to complete environmental remediation at the two Partnership well sites, less actual costs incurred through September 30, 2010, if any.  The Managing General Partner is not aware of any environmental claims existing as of September 30, 2010, which have not been provided for or would otherwise have a material impact on the Partnership’s financial statements.  However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership’s properties.

In December 2008, the Managing General Partner received a Notice of Violation/Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment (the “CDPHE”), related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of eight users of this road, all of which are natural gas and oil companies operating in the Piceance region of Colorado.  Operating expenses, including this fine, if any, are allocated among the users of the road based upon their respective usage.  The Partnership has five wells in this region.  The Notice alleged a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009, and April 8, 2009.  Commencing in December 2009, the Managing General Partner entered into negotiations with the CDPHE regarding this notice and a settlement was accepted by CDPHE in November 2010.  This settlement did not have a material impact on the Partnership’s financial position or results of operations.

Index

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

PDC 2003-C Limited Partnership engages in the development, production and sale of oil and natural gas.  The Partnership began oil and gas operations in November 2003 and operates 26 gross (23.1 net) productive wells located in the Rocky Mountain Region in the state of Colorado.  In addition, one Wattenberg Field well (0.8 net) is temporarily not in production at September 30, 2010, due to operational issues.  The Managing General Partner markets the Partnership’s natural gas production to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC does not charge an additional fee for the marketing of the natural gas and oil because these services are covered by the monthly well operating charge.  PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership’s results.  In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

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

Index

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Partnership Operating Results Overview

Natural gas and oil sales increased 28% or $0.2 million for the first nine months of 2010 compared to the first nine months of 2009, even though production volumes decreased 12% period-to-period.  This increase was driven primarily by the improved commodity price environment.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.99 for the current year period compared to $4.81 for the same period a year ago.  Realized derivative gains from natural gas and oil sales contributed an additional $1.48 per Mcfe or approximately $0.1 million to the first nine months of 2010 total revenues.  Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, decreased to $8.47 for the current year nine months from $9.00 for the same prior year period.

Natural gas and oil production and direct costs−administrative and general each increased by $0.3 million during the 2010 nine month period.  Higher production expenditures were primarily due to environmental remediation activities during the current nine month period at seven Partnership wells while higher administrative and general expenses were due to the Partnership’s independent registered public accounting firm fees for audit services.  These audit services were conducted under the 2010 Partnership SEC reporting compliance effort related to the filing of the Partnership’s financial statements for the years 2005 through 2009.

Index

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Number of producing wells (end of period)	26	26	—	26	26	—

Production (1)
Natural gas (Mcf)	22,650	24,747	-8%	68,973	77,772	-11%
Oil (Bbl)	1,373	1,929	-29%	5,642	6,437	-12%
Natural gas equivalents (Mcfe) (2)	30,888	36,321	-15%	102,825	116,394	-12%

Natural Gas and Oil Sales
Natural gas	$88,812	$74,004	20%	$315,958	$237,529	33%
Oil	96,060	119,841	-20%	402,502	321,753	25%
Total natural gas and oil sales	$184,872	$193,845	-5%	$718,460	$559,282	28%

Realized Gain on Derivatives, net
Natural gas	$835	$83,596	-99%	$82,567	$316,531	-74%
Oil	25,629	38,459	-33%	69,490	171,674	-60%
Total realized gain on derivatives, net	$26,464	$122,055	-78%	$152,057	$488,205	-69%

Average Selling Price (excluding realized gain on derivatives)
Natural gas (per Mcf)	$3.92	$2.99	31%	$4.58	$3.05	50%
Oil (per Bbl)	69.96	62.13	13%	71.34	49.98	43%
Natural gas equivalents (per Mcfe)	5.99	5.34	12%	6.99	4.81	45%

Average Selling Price (including realized gain on derivatives)
Natural gas (per Mcf)	$3.96	$6.37	-38%	$5.78	$7.12	-19%
Oil (per Bbl)	88.63	82.06	8%	83.66	76.65	9%
Natural gas equivalents (per Mcfe)	6.84	8.70	-21%	8.47	9.00	-6%

Average Lifting Cost (per Mcfe) (3)	$5.03	$3.72	35%	$6.23	$2.89	115%

Operating costs and expenses
Direct costs - general and administrative	$28,895	$38,044	-24%	$320,776	$47,651	*
Depreciation, depletion and amortization	$190,787	$192,605	-1%	$652,475	$647,059	1%

Cash distributions	$14,650	$695,041	-98%	$153,508	$1,339,918	-89%

*Percentage change not meaningful, equal to or greater than 250% or not calculable.  Amounts may not calculate due to rounding.

(1)
Production is determined by multiplying the gross production volume of properties in which the Partnership has an interest by the percentage of the leasehold or other property interest the Partnership owns.

(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)	Lifting costs represent natural gas and oil operating expenses which include production taxes.

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

Natural Gas and Oil Sales

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The $0.2 million, or 28% increase in sales for the 2010 nine month period as compared to the prior year period, was primarily a reflection of the significantly higher average sales price per Mcfe, of 45%, which was partially offset by a production volume decrease of 12%.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.99 for the current year nine month period compared to $4.81 for the same period a year ago.

Natural gas and oil revenues increased by 33% and 25%, respectively. The Partnership’s natural gas revenue increase resulted from rising commodity prices per Mcf, of 50%, which were partially offset by lower Partnership natural gas production volumes of 11%.  This compares to the more moderate oil revenue increase in which the rise in commodity prices per Bbl, of 43% was partially offset by the decline in oil production volumes of 12% during the current nine month period.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

The modest 5% decline in sales for the 2010 third quarter as compared to the prior year third quarter was primarily a reflection of the decline in production volumes of 15%, partially offset by a higher average sales price per Mcfe of 12%.  Average sales prices per Mcfe, excluding the impact of realized derivative gains, were $5.99 for the current year quarter compared to $5.34 for the same quarter a year ago.

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

Index

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The price at which PDC markets the natural gas produced in the Rocky Mountain Region by the Partnership is based on a variety of prices, which primarily includes natural gas sold at Colorado Interstate Gas, or CIG, prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby regional prices.  The CIG Index, and other indices for production delivered to Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based, because of the lack of interstate transmission capacity which moved Rocky Mountain natural gas production to Northeastern U.S. industrial and heating markets.  This negative differential has narrowed in the last year and is lower than historical variances.  This negative differential between NYMEX and CIG averaged $0.72 and $1.16 for the three and nine months ended September 30, 2009, respectively, and narrowed to an average of $0.51 and $0.88 for the three and nine months ended September 30, 2010, respectively.

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

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Commodity price risk management gain (loss), net
Realized gain
Natural Gas	$835	$83,596	$82,567	$316,531
Oil	25,629	38,459	69,490	171,674
Total realized gain, net	26,464	122,055	152,057	488,205

Unrealized gain (loss)
Reclassification of realized gain included in prior periods unrealized	(15,920)	(120,726)	(50,612)	(414,660)
Unrealized gain (loss) for the period	160,082	(127,252)	412,896	(432,623)
Total unrealized gain (loss), net	144,162	(247,978)	362,284	(847,283)
Commodity price risk management gain (loss), net	$170,626	$(125,923)	$514,341	$(359,078)

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The realized derivative gains for the 2010 nine month period were approximately $0.2 million.  These realized gains were primarily a result of lower natural gas and oil spot prices at settlement compared to the respective strike price, offset in part by realized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position.  For the 2010 nine month period, realized gains related to the Partnership’s commodity positions were approximately $0.2 million which were partially offset by realized losses on the Partnership’s basis position.  Unrealized gains for the 2010 nine month period were $0.4 million due primarily to a downward shift in the natural gas and oil forward curves, offset by unrealized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position.  Unrealized gains on the Partnership’s commodity positions for the 2010 nine month period were $0.4 million, which were partially offset by unrealized losses on the Partnership’s basis position.

For the 2009 nine month period, the Partnership realized significant derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Index

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

The Partnership’s realized gains are a result of lower natural gas and oil spot prices at settlement compared to the respective strike price, offset in part by realized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position.  For the quarter, realized gains related to the Partnership’s commodity positions were partially offset by realized losses on the Partnership’s basis position.  For the 2010 quarter, the unrealized gains of $0.2 million were primarily related to the natural gas positions, as the forward strip price shifted downward during the quarter, and the widening of the NYMEX-CIG basis differential.  Unrealized gains on the Partnership’s commodity positions for the 2010 third quarter were $0.2 million, which were partially offset by unrealized losses on the Partnership’s basis position.

For the 2009 third quarter, the Partnership realized significant derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

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

The following table presents the Partnership’s derivative positions in effect as of September 30, 2010.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
					Weighted		Weighted
		Weighted Average		Quantity	Average		Average	Fair Value at
Commodity/	Quantity	Contract Price		(Gas-Mmbtu(1)	Contract	Quantity	Contract	September 30,
Index	(Gas-Mmbtu(1))	Floors	Ceilings	Oil-Bbls)	Price	(Gas-Mmbtu(1))	Price	2010(2)

Natural Gas
CIG
10/01 - 12/31/2010	8,078	$4.75	$9.45	—	$—	—	$—	$8,997
01/01 - 03/31/2011	12,117	4.75	9.45	—	—	—	—	11,246

NYMEX
10/01 - 12/31/2010	1,578	5.75	8.30	14,599	6.20	17,323	(1.88)	11,306
01/01 - 03/31/2011	2,150	5.75	8.30	9,835	6.84	11,985	(1.88)	10,812
04/01 - 06/30/2011	—	—	—	23,875	6.78	23,875	(1.88)	28,418
07/01 - 09/30/2011	—	—	—	23,639	6.73	23,639	(1.88)	23,192
10/01 - 12/31/2011	—	—	—	23,103	6.78	23,103	(1.88)	14,518
2012-2013	4,025	6.00	8.27	165,117	7.05	169,141	(1.88)	85,959
Total Natural Gas	27,948			260,168		269,066		194,448

Oil
NYMEX
10/01 - 12/31/2010	—	—	—	1,530	92.96	—	—	17,879
01/01 - 03/31/2011	—	—	—	735	70.75	—	—	(8,819)
04/01 - 06/30/2011	—	—	—	754	70.75	—	—	(9,870)
07/01 - 09/30/2011	—	—	—	773	70.75	—	—	(10,732)
10/01 - 12/31/2011	—	—	—	788	70.75	—	—	(11,470)
Total Oil	—			4,580		—		(23,012)

Total Natural Gas and Oil								$171,436

(1)	A standard unit of measure for natural gas (one MMbtu equals one Mcf).
(2)
Approximately 9% of the fair value of the Partnership’s derivative assets and all of the Partnership’s derivative liabilities were measured using significant unobservable inputs (Level 3), see Note 4, Fair Value Measurements, to the accompanying unaudited condensed financial statements included in this report.

Index

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Natural Gas and Oil Production Costs

Generally, natural gas and oil production costs vary with changes in total natural gas and oil sales and production volumes. Production taxes are estimates by the Managing General Partner based on tax rates determined using published information. These estimates are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities. Production taxes vary directly with total natural gas and oil sales. Transportation costs vary directly with production volumes. Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve. In addition, general oil field services and all other costs vary and can fluctuate based on services required but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation, and service rig workovers.

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

For the nine months ended September 30, 2010 compared to the same period in 2009, natural gas and oil production, on an energy equivalency-basis, decreased 12%, due to normal production declines for this stage in the wells’ production life cycle, production reductions that resulted from well operational issues at three Partnership wells and lower second quarter Wattenberg Field well performance at some wells due to field operational constraints.

Production and operating costs were higher by $0.3 million, primarily due to environmental remediation activities at five Wattenberg Field wells and two Grand Valley Field wells located on one well pad. Additionally, the Partnership experienced higher lease operating expenditures due to conducting three well workovers.  Production and operating costs per Mcfe were $6.23 for the 2010 nine month period compared to $2.89 for the 2009 nine month period.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

For the quarter ended September 30, 2010 compared to the same period in 2009, natural gas and oil production, on an energy equivalency-basis, decreased 15%, primarily as a result normal production declines and production reductions due to well operational issues noted above.

Production and operating costs were moderately higher by 15%, primarily due to continuing environmental remediation activities at two Partnership well sites.  Production and operating costs per Mcfe were $5.03 and $3.72 for the quarter ended September 30, 2010 and 2009, respectively.

Direct Costs−General and Administrative

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs increased during the nine months ended September 30, 2010, compared to the same period in 2009, by approximately $0.3 million principally due to increased fees for professional services related to the Partnership’s SEC reporting compliance efforts previously described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations−Partnership Operating Results Overview.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs remained substantially unchanged during the three months ended September 30, 2010, compared to the same period in 2009.

Index

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Depreciation, Depletion and Amortization

DD&A expense related to natural gas and oil properties is directly related to production volumes for the period.  For the quarter ended September 30, 2009, the Partnership’s natural gas and oil economically producible reserve quantities were determined by valuing in-ground natural gas and oil resources, at the price of natural gas and oil as of December 31, 2008.  Upon adoption, in the fourth quarter of 2009, of the SEC’s final rule regarding the modernization of oil and gas reporting, the Partnership changed to a valuation price determined by the 12-month average of the first-day-of-the-month price during each month of 2009.

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

Although the Partnership’s DD&A expense remained substantially unchanged at $0.6 million during the first nine months of 2010 and 2009, the DD&A expense rate per Mcfe increased to $6.35 during the current year period compared to $5.56 during the prior year period.  This DD&A rate increase, offset by the Partnership’s production volume decline noted in earlier sections, is primarily due to the effect of the Partnership’s proved developed producing reserve downward revisions at December 31, 2009 compared to December 31, 2008, as calculated by the respective methodologies described above.  Partially offsetting the effect of the downward revision in the Partnership’s proved developed producing reserves, was the fourth quarter 2009 recognition of a loss on impairment of natural gas and oil properties, which lowered the Partnership’s Grand Valley Field capitalized properties subject to DD&A. This lowered depreciable base will reduce the DD&A rates that the Partnership will apply in the Grand Valley Field during periods subsequent to the December 31, 2009 impairment recognition.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

The DD&A expense rate per Mcfe increased to $6.18 for the 2010 third quarter, compared to $5.30 during the same quarter in 2009 as calculated by the respective methodologies described above.  The increase in the per Mcfe rates for the 2010 third quarter compared to the 2009 third quarter is a result of the partially offsetting effects of the annual reserve estimate revisions and Grand Valley Field impairment recognition, noted above.  The higher DD&A expense rate, offset by the effect of the production declines noted in previous sections, resulted in the DD&A expense remaining substantially unchanged at $0.2 million for the 2010 third quarter compared to the same 2009 quarter.

Capital Resources and Liquidity

The Partnership’s primary sources of cash for both the three and the nine months ended September 30, 2010 were from funds provided by operating activities which include the sale of natural gas and oil production and the realized gains from the Partnership’s derivative positions.  These sources of cash were primarily used to fund the Partnership’s operating costs, general and administrative activities and provide monthly distributions to the Investor Partners and PDC, the Managing General Partner.  Fluctuations in the Partnership’s operating cash flow are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions.  Commodity prices have historically been volatile and the Partnership attempts to manage this volatility through derivatives.  Therefore, the primary source of the Partnership’s cash flow from operations becomes the net activity between the Partnership’s natural gas and oil sales and realized derivative gains and losses.  However, the Partnership does not engage in speculative positions, nor does the Partnership hold economic hedges for 100% of the Partnership’s expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations.  As of September 30, 2010, the Partnership had natural gas and oil derivative positions in place covering substantially all of the expected natural gas production and 85% of expected oil production for the remainder of 2010, at an average price of $4.35 per Mcf and $92.96 per Bbl, respectively.  The Partnership’s current derivative position average prices have declined from the significantly higher average commodity contract strike price levels in effect during the 2009 comparative period which were the result of contracts entered into during the high 2008 commodity price market; accordingly, the Partnership anticipates realized gains for the next 12 months to remain substantially below gains realized in 2009 and the first quarter of 2010.  See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership’s revenues.

Index

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Working Capital

The Partnership had negative working capital of $0.1 million at September 30, 2010 compared to working capital of $0.2 million at December 31, 2009.  This decrease of approximately $0.3 million was primarily due to the following changes in accounts receivable and payable balances:

●	Cash and cash equivalents decreased by $0.1 million as of September 30, 2010 compared to December 31, 2009.
●	Natural gas and oil receivables decreased by $0.1 million as of September 30, 2010 compared to December 31, 2009.
●	Realized derivative gains receivables decreased by $0.1 million as of September 30, 2010 compared to December 31, 2009.

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

Cash Flows

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of natural gas and oil or environmental protection.  These amounts totaled approximately $27,000 and $20,000 for the nine months ended September 30, 2010 and 2009, respectively.

Index

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in May 2004 and has distributed $14.2 million through September 30, 2010.  The table below presents the cash distributions to the Managing General Partner and Investor Partners, including Managing General Partner distributions relating to limited partnership units repurchased, for the periods described.

	Managing	Investor
	General Partner	Partners	Total
Three months ended September 30,	Distributions	Distributions	Distributions

2010	$2,930	$11,720	$14,650

2009	$139,008	$556,033	$695,041

	Managing	Investor
	General Partner	Partners	Total
Nine months ended September 30,	Distributions	Distributions	Distributions

2010	$30,701	$122,807	$153,508

2009	$267,983	$1,071,935	$1,339,918

Cash Flows From Operating Activities

Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2010, compared to approximately $1.4 million for the comparable period in 2009.  The approximately $1.3 million decrease in cash provided by operating activities was due primarily to the following:

●	An increase in natural gas and oil sales receipts of $0.1 million, or 15%;

●
A decrease in commodity price risk management realized gains receipts of $0.4 million, or 63% accompanied by increases in natural gas and oil production costs of approximately $0.3 million, or 87%, and  in direct costs – general and administrative of $0.3 million; and

●	A decrease in Due to Managing General Partner-other, net, receipts of approximately $0.4 million, excluding natural gas and oil sales received from third parties and realized derivative gains.

Commitments and Contingencies

See Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements, included in this report.

Recent Accounting Standards

See Note 2, Recent Accounting Standards to the accompanying unaudited condensed financial statements, included in this report.

Index

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, PDC, as Managing General Partner of the Partnership, carried out an evaluation under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on the results of this evaluation, the Managing General Partner’s Chief Executive Officer and the Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in Internal Control over Financial Reporting

PDC, the Managing General Partner, made no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

The following table presents information about the Managing General Partner’s limited partner unit repurchases during the three months ended September 30, 2010.

Period	Total Number of Units Repurchased	Average Price Paid per Unit

July 1−31, 2010	0.27	$1,031
August 1−31, 2010	0.50	1,180
September 1−30, 2010	—	—
Total third quarter Unit Repurchase Program repurchases	0.77

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        [Removed and Reserved]

Item 5.        Other Information

Not applicable.

Index

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)
Item 6.        Exhibits

(a)       Exhibit Index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.1	Limited Partnership Agreement	10-K	000-50617	3.1	04/28/2010

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law	10-K	000-50617	3.2	04/28/2010

10.1	Drilling and operating agreement between the Partnership and Petroleum Development Corporation, as Managing General Partner.	10-K	000-50617	10.1	04/28/2010

10.2	Form of assignment of leases to the Partnership	10-K	000-50617	10.2	04/28/2010

10.4	Gas Purchase and Processing Agreement between Duke Energy Field Services, Inc.; United States Exploration, Inc.; and Petroleum Development Corporation, dated October 28, 1999 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.3	03/31/2009

10.5	Gas Purchase and Processing Agreement between Natural Gas Associates, a Colorado partnership, and Aceite Energy Corporation, Walker Exploratory Program 1982-A Limited and Cattle Creek Company, dated October 14, 1983 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.4	03/31/2009

10.6	Gas Purchase and Processing Agreement between Natural Gas Associates, a Colorado partnership, and SHF Partnership, a Colorado general partnership, Trailblazer Oil and Gas, Inc., Alfa Resources, Inc., Pulsar Oil and Gas, Inc., Overthrust Oil Royalty Corporation, Corvette Petroleum Ltd., Robert Lanari, an individual, and Toby A Martinez, an individual, dated September 21, 1983 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.5	03/31/2009

Index

PDC 2003-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
10.7	Domestic Crude Oil Purchase Agreement with ConocoPhillips Company, dated January 1, 1993, as amended by agreements with Teppco Crude Oil, LLC dated August 2, 2007; September 24, 2007; October 17, 2007; January 7, 2008; January 15, 2008; and April 17, 2008 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.6	03/31/2009

10.8	Gas Purchase Agreement between Williams Production RMT Company, Riley Natural Gas Company and Petroleum Development Corporation, dated as of June 1, 2006 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.7	03/31/2009

10.9	Domestic Crude Oil Purchase Agreement between Suncor Energy Marketing Inc. and Petroleum Development Corporation, dated April 22, 2008 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership]	10-Q	000-53201	10.1	05/18/2009

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